Form 10-K
period 2004-12-31
Origen Residential Securities, Inc.
filed 2005-03-31
CIK 1297892

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 333-117573

                       ORIGEN RESIDENTIAL SECURITIES, INC.
      (as depositor under a Trust Agreement, dated as of September 1, 2004, providing for, inter alia, the issuance of Origen Manufactured Housing Contract
                   Trust Collateralized Notes, Series 2004-B)
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              20-1370314
State of Incorporation                                  I.R.S. Employer I.D. No.

                         27777 FRANKLIN ROAD, SUITE 1700
                           SOUTHFIELD, MICHIGAN 48034
                                 (248) 746-7000
          (Address of principal executive offices and telephone number)

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X    No
                                      ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                 Not applicable.

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                   Yes      No X
                                      ---     ---

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

                                 Not applicable.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                 Not applicable.

                                     PART I

ITEM 1. BUSINESS

Not applicable.

ITEM 2. PROPERTIES

Not applicable.

ITEM 3. LEGAL PROCEEDINGS

         The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.



                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         No established public trading market for the Certificates exists.

         Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, there were 24 holders of record of Certificates.



ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENFICIAL ONWERS AND MANAGEMENT

Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES


   (a)    1. Not applicable

          2. Not applicable

          3. Exhibits

             99.1 Certification Provided by the Administrator

             99.2 Certification With Respect to Minimum Servicing Standards

             99.3 Report of Independent Certified Public Accountants With
                  Respect to Minimum Servicing Standards

             99.4 Annual Summary Statement

             99.5 Officer's Certificate Regarding Annual Statement of Compliance

   (b)  See (a) 3 above

   (c)  Not applicable

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2005
                                        ORIGEN RESIDENTIAL SECURITIES, INC.

                                        By: Origen Servicing, Inc., Servicer of
                                        the Trust, as Attorney-in-Fact

                                        By:     /s/ W. Anderson Geater, Jr.
                                           ------------------------------------
                                        W. Anderson Geater, Jr., Chief Financial
                                        Officer

                                  EXHIBIT INDEX


   EXHIBIT
    NUMBER                                      DESCRIPTION                                     FILED HEREWITH
    ------                                      -----------                                     --------------

     99.1     Certification Provided by the Administrator                                             X
     99.2     Certification With Respect to Minimum Servicing Standards                               X
     99.3     Report of Independent Certified Public Accountants With Respect to Minimum              X
              Servicing Standards
     99.4     Annual Summary Statement                                                                X
     99.5     Officer's Certificate Regarding Annual Statement of Compliance                          X
